Form 10-K405
period 1997-12-31
MELLON BANK CREDIT CARD MASTER TRUST
filed 1998-03-27
CIK 1015401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997
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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

         Class A Floating Rate Asset Backed Certificates, Series 1995-A
                                       and
         Class B Floating Rate Asset Backed Certificates, Series 1995-A

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The Registrant estimates that as of March 1, 1998, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1998, the Registrant had outstanding -0- shares of its Common Stock, par value $ _____ per share.

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                            Page
                                                                                                  ----
Item 1.         Business                                                                           1
Item 2.         Properties                                                                         1
Item 3.         Legal Proceedings                                                                  1
Item 4.         Submission of Matters to a Vote of Security Holders                                1


PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters              1
Item 6.         Selected Financial Data                                                            1
Item 7.         Management's Discussion and Analysis of Financial Condition                        1
                and Results of Operations
Item 7A.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                                      2
Item 8.         Financial Statements and Supplementary Data                                        2
Item 9.         Changes in and Disagreements With Accountant
                on Accounting and Financial Disclosure                                             2

PART III

Item 10.        Directors and Executive Officers of the Registrant                                 2
Item 11.        Executive Compensation                                                             2
Item 12.        Security Ownership of Certain Beneficial Owners and Management                     2
Item 13.        Certain Relationships and Related Transactions                                     2


PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                  3

                The Mellon Bank Credit Card Master Trust (the "Trust') was formed pursuant to a Pooling and Servicing Agreement dated as of November 1, 1995 between Mellon Bank (DE) National Association ("Mellon (DE)"), as transferor and servicer and The Bank of New York, as trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-based certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected MasterCard and VISA revolving credit accounts transferred to the Trust by Mellon (DE).

                On November 21, 1995, the Trust issued $814,625,000 of Class A Floating Rate Asset Backed Certificates, Series 1995-A and $54,625,000 Class B Floating Rate Asset Backed Certificates, Series 1995-A (together, the "Certificates"). On February 8, 1996, such Class A Floating Rate Asset Backed Certificates, Series 1995-A and Class B Floating Rate Asset Backed Certificates, Series 1995-A were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

ITEM 6.         SELECTED FINANCIAL DATA

                Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Omitted.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not Applicable.

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

               Omitted.

ITEM 11.       EXECUTIVE COMPENSATION

               Omitted.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1997, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Listed below are the documents filed as a part of this report:

         Exhibit Number

               20.1       Annual Certificateholders Report

               20.2       Annual Servicer's Certificate

               20.3       Report of Independent Certified Public Accountants

         (b)   Reports on Form 8-K:

         On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

               January 15, 1997
               February 19, 1997
               March 17, 1997
               April 11, 1997
               May 13, 1997
               June 13, 1997
               July 10, 1997
               August 11, 1997
               September 11, 1997
               October 10, 1997
               November 17, 1997
               December 10, 1997

         (c)   Omitted.

         (d)   Omitted.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellon (DE), on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MELLON BANK CREDIT CARD MASTER TRUST


                                           By  MELLON BANK (DE) NATIONAL
                                                 ASSOCIATION


                                               By /s/ JOHN L. KLINCK, JR.
                                                  -----------------------------
                                                  Name:  John L. Klinck, Jr.
                                                  Title: Senior Vice President

Date:  March 27, 1998

                                  EXHIBIT INDEX

Exhibit                                                            Page
-------                                                            ----

20.1     Annual Certificateholders Report                           6

20.2     Annual Servicer's Certificate                              7

20.3     Report of Independent Certified Public Accountants         8