Form 10-K405
period 1998-12-31
MELLON BANK CREDIT CARD MASTER TRUST
filed 1999-03-26
CIK 1015401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
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

The Registrant estimates that as of March 1, 1999, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1999, the Registrant had outstanding -0- shares of its Common
Stock, par value $_______ per share.                ---

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                 Page
PART I

Item 1.         Business                                                                                           1
Item 2.         Properties                                                                                         1
Item 3.         Legal Proceedings                                                                                  1
Item 4.         Submission of Matters to a Vote of Security Holders                                                1


PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                              1
Item 6.         Selected Financial Data                                                                            1
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations              2
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                         2
Item 8.         Financial Statements and Supplementary Data                                                        2
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               2


PART III

Item 10.        Directors and Executive Officers of the Registrant                                                 2
Item 11.        Executive Compensation                                                                             2
Item 12.        Security Ownership of Certain Beneficial Owners and Management                                     2
Item 13.        Certain Relationships and Related Transactions                                                     2


PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                                  3

                The Mellon Bank Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of November 1, 1995, between Mellon Bank (DE) National Association ("Mellon (DE)"), as Transferor and Servicer, and The Bank of New York, as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-based certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected MasterCard and VISA revolving credit accounts transferred to the Trust by Mellon (DE).

                On November 21, 1995, the Trust issued $814,625,000 of Class A Floating Rate Asset Backed Certificates, Series 1995-A and $54,625,000 Class B Floating Rate Asset Backed Certificates, Series 1995-A (together, the "Certificates"). On February 8, 1996, the Certificates were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

                In early 1999, Mellon Bank Corporation announced its intention to sell its credit card business, including the transfer by Mellon (DE) of all of its rights as Transferor and Servicer under the Trust and the assumption by the purchaser of all of Mellon (DE)'s obligations as Transferor and Servicer under the Trust.

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

                  Omitted.

ITEM 11.          EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 31, 1998, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a) Listed below are the documents filed as a part of this report:

                  Exhibit Number
                  --------------
                       20.1       Annual Certificateholders Report

                       20.2       Annual Servicer's Certificate

                       20.3       Report of Independent Certified Public Accountants

                  (b) Reports on Form 8-K:

                  On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

                      January 13, 1998
                      February 13, 1998
                      March 11, 1998
                      April 15, 1998
                      May 12, 1998
                      June 15, 1998
                      July 14, 1998
                      August 18, 1998
                      September 10, 1998
                      October 9, 1998
                      November 9, 1998
                      December 7, 1998

                  (c) Omitted.

                  (d) Omitted.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellon (DE), on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MELLON BANK CREDIT CARD MASTER TRUST


                                            By MELLON BANK (DE) NATIONAL
                                                ASSOCIATION


                                               By      JOHN L. KLINCK, JR.
                                                   ----------------------------
                                                   Name:  John L. Klinck, Jr.
                                                   Title: Senior Vice President


Date:  March 26, 1999

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                                                     Page
-------
20.1     Annual Certificateholders Report                                                                     6
20.2     Annual Servicer's Certificate                                                                        7
20.3     Report of Independent Certified Public Accountants                                                   8