Form 10-K
period 1999-12-31
MELLON BANK CREDIT CARD MASTER TRUST
filed 2000-03-30
CIK 1015401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 0-27710

                    Mellon Bank Credit Card Master Trust
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  United States of America                                   51-0015912
-------------------------------                        ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION)


   4500 New Linden Hill Road
     Wilmington, Delaware                                        19808
--------------------------------------                      ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 683-6511


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         Class A Floating Rate Asset Backed Certificates, Series 1995-A
         Class B Floating Rate Asset Backed Certificates, Series 1995-A
                       (collectively, the "Certificates")
             -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         Pursuant to Section 3.4(b) of the Pooling and Servicing Agreement, dated as of November 1, 1995, (as may be amended, from time to time, the "Pooling and Servicing Agreement"), as supplemented by the Series 1995-A Supplement (as amended and Supplemented, the "Series Supplement"), relating to the Mellon Bank Credit Card Master Trust (the "Trust"), each among Citibank (South Dakota) N.A., as Successor Servicer and Transferor, and the Bank of New York, as Trustee, Citibank (South Dakota) N.A., as Successor Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibit 99.1 contains the Annual Statement for Series 1995-A aggregating the information contained in the Monthly Reports for calendar year 1999.


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or Citibank (South Dakota) N.A., other than ordinary routine litigation incidental to the duties of the Trustee or Citibank (South Dakota) N.A. under the Pooling and Servicing Agreement.


Item 4.  Submission of Matters to a vote of Security-Holders.

         No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

         To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.  Selected Financial Data.

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

         Exhibit 99.1 filed as part of this report and listed in Item 14(a) below is also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:


SERIES 1995-A

     Participant                                        Quantity     Percentage
     -----------                                        --------     ----------

Class A
     The Bank of New York                              $79,385,000       10%
     Barclays Globel Investors, N.A.                   $46,875,000        6%
     Boston Safe Deposit and Trust Company             $44,265,000        5%
     Chase Manhattan Bank                             $132,150,000       16%
     Norwest Bank Minnesota, National Association      $50,700,000        6%
     The Northern Trust Company                        $97,000,000       12%
     Prudential Securities Custody                     $73,795,000        9%
     State Street Bank & Trust Company                 $80,000,000       10%
     Swiss American Securities Inc.                    $50,000,000        6%

Class B
     Citibank, N.A.                                    $22,000,000       40%
     The Fuji Bank and Trust Company                   $20,000,000       37%
     Swiss American Securities Inc.                    $12,265,000       23%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

          (b) Not Applicable.

          (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 1999, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1 Annual Statement for the Period Ending December 31, 1999 with respect to the Mellon Bank Credit Card Master Trust Series 1995-A.

          Exhibit 99.2 Citibank (South Dakota), N.A. Annual Servicers Certificate dated March 22, 2000.

          Exhibit 99.3 Mellon Bank (DE) National Association Servicers Certificate dated March 24, 2000.

          Exhibit 99.4   Report, dated March 24, 2000, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 1999 and through the date hereof:


               Current Report on Form 8-K dated January 11, 1999 Current Report on Form 8-K dated February 9, 1999 Current Report on Form 8-K dated March 9, 1999 Current Report on Form 8-K dated April 9, 1999 Current Report on Form 8-K dated May 10, 1999
               Current Report on Form 8-K dated June 9, 1999
               Current Report on Form 8-K dated July 9, 1999
               Current Report on Form 8-K dated August 9, 1999 Current Report on Form 8-K dated September 9, 1999 Current Report on Form 8-K dated October 11, 1999
                  (as amended by Form 8-K/A filed on March 29, 2000)
               Current Report on Form 8-K dated November 10, 1999
                  (as amended by Form 8-K/A filed on March 29, 2000)
               Current Report on Form 8-K dated December 11, 1999
                  (as amended by Form 8-K/A filed on March 29, 2000)
               Current Report on Form 8-K dated January 11, 2000 Current Report on Form 8-K dated February 11, 2000 Current Report on Form 8-K dated March 10, 2000

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2000.


                                   MELLON BANK CREDIT CARD MASTER TRUST

                                   By:  CITIBANK (SOUTH DAKOTA), N.A.
                                          as Successor Servicer


                                   By:  /s/   Charles Haug
                                       ------------------------------
                                       Name:  Charles Haug
                                       Title: Servicing Officer

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1        Annual Statement for the Period Ending
                    December 31, 1999 with respect to the
                    Mellon Bank Credit Card Master Trust
                    Series 1995-A.

Exhibit 99.2 Citibank (South Dakota), N.A. Annual Servicers Certificate dated March 22, 2000.

Exhibit 99.3 Mellon Bank (DE) National Association Servicers Certificate dated March 24, 2000.

Exhibit 99.4        Report, dated March 24, 2000, issued
                    by KPMG LLP